Form 10-Q
period 1996-03-31
COMMUNITY HEALTH SYSTEMS INC
filed 1996-05-09
CIK 22735

==============================================================================
==============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               ---------------

                                  FORM 10-Q

                               ---------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996


                         Commission File Number 1-13428


                         COMMUNITY HEALTH SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                         76-0137965
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

               155 FRANKLIN ROAD, SUITE 400, BRENTWOOD, TENNESSEE
                    (Address of principal executive offices)

                                      37027
                                    (Zip code)

                                 (615) 373-9600
                           (Registrant's telephone number)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                     YES   'X'                     NO

    As of May 8, 1996, there were outstanding 19,729,830 shares of the Registrant's Common Stock, $.01 par value.

==============================================================================
==============================================================================

                          COMMUNITY HEALTH SYSTEMS, INC.
                                     FORM 10-Q

                         FOR THE QUARTERLY PERIOD ENDED
                                  MARCH 31, 1996

                                       INDEX

                                                                     PAGE
                                                                    ------
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
    Consolidated Statements of Income for the
      three months ended March 31, 1996 and 1995...................    3
    Condensed Consolidated Balance Sheets as of March 31, 1996
      and December 31, 1995........................................    4
    Condensed Consolidated Statements of Cash Flows for the
      three months ended March 31, 1996 and 1995...................    5
    Notes to Interim Condensed Consolidated Financial Statements...    6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................    7

PART II. OTHER INFORMATION.........................................    8

SIGNATURES.........................................................   10

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

               COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except per share amounts)
                               (Unaudited)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                      -------------------
                                                        1996       1995
                                                      --------   --------
Net Operating Revenues............................... $155,243   $142,065
                                                      --------   --------
Costs and Expenses:
  Salaries and benefits..............................   58,920     52,931
  Other operating expenses...........................   48,471     43,729
  Provision for bad debts............................   11,708      9,667
  Interest...........................................    4,461      4,735
  Depreciation and amortization......................    8,326      8,748
  Rent...............................................    3,373      3,069
                                                      --------   --------
    Total Costs and Expenses.........................  135,259    122,879
                                                      --------   --------
Income Before Income Taxes...........................   19,984     19,186
Provision For Income Taxes...........................    7,254      7,118
                                                      --------   --------
Net Income........................................... $ 12,730   $ 12,068
                                                      ========   ========
Net Income Per Share................................. $   0.63   $   0.61
                                                      ========   ========
Weighted Average Common and Common
  Equivalent Shares Outstanding......................   20,102     19,773


     See notes to interim condensed consolidated financial statements.

           COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In thousands)

                                                    MARCH 31,  DECEMBER 31,
                                                      1996        1995
                                                    ---------  ------------
                                                   (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents........................ $ 10,509    $ 14,282
  Patient accounts receivable, net of allowance
    for doubtful accounts..........................  106,320     102,089
  Other current assets.............................   35,580      40,226
                                                    --------    --------
    Total Current Assets...........................  152,409     156,597
                                                    --------    --------
Property and Equipment.............................  513,815     461,557
Less Accumulated Depreciation and Amortization..... (127,229)   (120,525)
                                                    --------    --------
    Net Property and Equipment.....................  386,586     341,032
                                                    --------    --------
Long-term Assets of Facilities Held
    for Disposition................................        -      42,925
Other Assets, net..................................   29,964      27,159
                                                    --------    --------
Total Assets....................................... $568,959    $567,713
                                                    ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt............. $  6,172    $  5,424
  Accounts payable.................................   25,021      32,072
  Accrued liabilities..............................   42,680      38,783
                                                    --------    --------
    Total Current Liabilities......................   73,873      76,279
                                                    --------    --------
Long-term Debt.....................................  191,884     207,013
Deferred Income Taxes..............................   32,781      31,691
Deferred Credits and Other Long-term Liabilities...   21,375      20,075
Stockholders' Equity:
  Common stock.....................................      197         195
  Additional paid-in capital.......................  201,112     197,453
  Retained earnings................................   47,737      35,007
                                                    --------    --------
    Total Stockholders' Equity.....................  249,046     232,655
                                                    --------    --------
Total Liabilities and Stockholders' Equity......... $568,959    $567,713
                                                    ========    ========

    See notes to interim condensed consolidated financial statements.

               COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                       -------------------
                                                         1996       1995
                                                       --------   --------
Cash Provided by Operating Activities:
  Net income.......................................... $ 12,730   $ 12,068
  Non-cash expenses and changes in operating
    assets and liabilities............................    6,488       (260)
                                                       --------   --------
    Net Cash Provided by Operating Activities.........   19,218     11,808
                                                       --------   --------
Cash Flows from Investing Activities:
  Exchange of hospitals, net of
    working capital exchanged.........................   (1,658)         -
  Purchase of property and equipment..................   (7,316)   (10,277)
  Increase in other assets............................   (2,100)    (1,852)
                                                       --------   --------
    Net Cash Used in Investing Activities.............  (11,074)   (12,129)
                                                       --------   --------
Cash Flows from Financing Activities:
  Net repayments under Revolving Credit Facility......   (8,623)   (11,500)
  Repayment of long-term debt.........................   (5,195)    (1,678)
  Other, net..........................................    1,901        553
                                                       --------   --------
    Net Cash Used in Financing Activities.............  (11,917)   (12,625)
                                                       --------   --------
Net Change in Cash and Cash Equivalents...............   (3,773)   (12,946)
Cash and Cash Equivalents at Beginning of Year........   14,282     32,138
                                                       --------   --------
Cash and Cash Equivalents at End of Period............ $ 10,509   $ 19,192
                                                       ========   ========
Supplemental Cash Flow Information:
  Interest paid....................................... $  2,485   $  1,997
  Income taxes paid, net of refunds...................    1,657      2,388


     See notes to interim condensed consolidated financial statements.

                 COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

           NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION. Community Health Systems, Inc. (the "Company") was incorporated on March 25, 1985, for the principal purpose of owning and operating acute care hospitals that are the principal providers of primary healthcare services in non-urban communities. As of March 31, 1996, the Company owned, leased or managed 38 hospitals licensed for 3,276 beds (including four managed hospitals with 307 beds) in 18 states, primarily in the southeastern and southwestern regions of the United States.

BASIS OF PRESENTATION. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarterly period ended March 31, 1996 are not indicative of the results that may be expected for the year ending December 31, 1996. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Annual Report on Form 10-K for such period (Commission File No. 1-13428).

NET INCOME PER SHARE. Net income per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Fully diluted net income per share is not presented because it approximates primary net income per share.

NOTE 2. LONG-TERM LEASE AND EXCHANGE OF HOSPITALS

    On March 13, 1996, the Company commenced a long-term operating lease of a 49-bed hospital and related 70-bed nursing home located in Deming, New Mexico for a term of 11 years.

    On March 16, 1996, the Company completed an exchange transaction with another healthcare company to acquire the 110-bed hospital located in Crestview, Florida. In exchange, the other party received the Company's three hospitals in the St. Petersburg, Florida market and a hospital in Pulaski, Tennessee with an aggregated net book value of $42.9 million and approximately $1.7 million in cash, net of working capital differential. The exchange transaction is reflected in the accompanying financial statements as an exchange of nonmonetary assets. Accordingly, the net book value of the divested hospitals was allocated to the hospital acquired.

NOTE 3. CONSULTING AGREEMENT WITH A FORMERLY MANAGED HOSPITAL

    On February 27, 1996, the Company commenced a one-year consulting agreement with the formerly managed 230-bed hospital located in Poplar Bluff, Missouri.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--QUARTER ENDED MARCH 31, 1996 COMPARED WITH QUARTER ENDED MARCH 31, 1995

    Net operating revenues for the three months ended March 31, 1996 increased 9.3% to $155.2 million, compared to $142.1 million for the same period of 1995. Of the $13.1 million increase, $11.6 million was contributed by hospitals owned throughout both periods, $7.3 million by hospitals acquired since August 1995, offset by a decrease of $5.8 million attributable to the four divested hospitals (see Note 2). The $11.6 million, or 9.7% increase in "same hospital" net revenues, consisted of $6.7 million attributable to an increase in patient volume and a $4.9 million increase related to changes in prices, payor mix and improved case mix. "Same hospitals" experienced a 0.7% decrease in inpatient admissions, a 19.2% increase in outpatient registrations, a 23.3% increase in surgery cases and a 1.8% decrease in average length of stay ("ALOS"). The decrease in inpatient admissions was primarily due to a 4.2% decline in specialty unit and psychiatric hospital admissions. The increase in surgery cases and outpatient registrations was due primarily to an increase of services offered and addition of physicians through recruitment. The decrease in "same hospital" ALOS was due to a reduction in Medicare patients' ALOS resulting from improved case management.

    Expressed as a percentage of net operating revenues, operating expenses (salaries and benefits, other operating expenses and provision for bad debts, including corporate overhead) increased from 74.8% in the first quarter of 1995 to 76.7% in the same period of 1996, while operating margin declined from 25.2% in the first quarter of 1995 to 23.3% for the same period of 1996. The decrease in operating margin was primarily attributable to the operating losses associated with two of the four divested hospitals. "Same hospital" operating margin decreased slightly from 27.9% in 1995 to 27.4% in 1996 as a result of services offered that are profitable but yield lower margins, the employment of physicians during the last 12 months who are still transitioning into their communities and less favorable operating results associated with the Company's two psychiatric hospitals.

    Nonoperating expenses (interest, depreciation and amortization and rent) for the three months ended March 31, 1996 decreased $392,000 over the same period of 1995, primarily due to the elimination of depreciation and amortization expense of $1.1 million relating to the divested hospitals, offset by an increase in rent of $461,000 associated with three hospitals acquired since August 1995.

    Net income increased 5.5% to $12.7 million, or $0.63 per share, for the quarter ended March 31, 1996 from $12.1 million, or $0.61 per share, for the same period of 1995, due to "same hospital" growth and contributions from three hospitals acquired since August 1995. Included in 1996 and 1995 net income were operating (loss) income of $(180,000), or $(0.01) per share, and $1.5 million, or $0.08 per share, respectively, attributable to the divested hospitals.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities for the three months ended March 31, 1996 increased 62.8% or $7.4 million to $19.2 million, from $11.8 million for the same period of 1995, due primarily to (i) a $2.1 million decrease in patient accounts receivable resulting from a decrease in revenues of the divested hospitals in 1996 as compared to the same period in 1995, (ii) a $2.2 million decrease in patient accounts receivable at one hospital acquired in November 1994 that in 1996 had been fully integrated into the Company's receivable collection system, (iii) a $1.7 million increase in deferred income taxes resulting from a net reversal of temporary differences and (iv) a $1.5 million increase in income tax benefits realized from employee stock option exercises. The use of cash in investing activities decreased from $12.1 million during 1995 to $11.1 million during 1996, due to a $2.7 million decrease in capital expenditures primarily attributable to the four divested hospitals and fewer purchases of physician practices and clinics during 1996. This decrease was offset by a use of cash of $1.7 million during 1996 in connection with the consummation of the exchange transaction (see Note 2).
Net cash used in financing activities decreased from $12.6 million in 1995 to $11.9 million in 1996, due primarily to additional cash received in 1996 from the exercise of stock options.

    Net working capital was $78.5 million at March 31, 1996, as compared to $80.3 million at December 31, 1995. Total assets increased to $569.0 million at March 31, 1996, up from $567.7 million at December 31, 1995. The Company's long-term debt as a percentage of total capitalization was 43.5% at March 31, 1996, compared to 47.1% at December 31, 1995.

    As of May 8, 1996, the Company had $102.0 million available under its Revolving Credit Facility to finance acquisitions, capital expenditures and working capital requirements. The Company anticipates that internally generated cash flows and borrowings under its Revolving Credit Facility will be sufficient to fund future acquisitions, capital expenditures and working capital requirements through 1996. There can be no assurance that future developments in the healthcare industry or general economic trends will not adversely affect the Company's operations.

REGULATORY MATTERS

  Healthcare reform legislation has been proposed at both federal and state levels. The Company cannot predict the effect that such reforms may have on its business and there can be no assurance that any such reforms will not have a material adverse effect on the Company's revenues and earnings.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

        Not applicable.

Item 2. Changes in Securities.

        Not applicable.

Item 3. Defaults upon Senior Securities.

        Not applicable.

Item 4. Submission of Matters to Vote of Security Holders.

At the Company's Annual Meeting of Stockholders held on April 30, 1996, the stockholders elected the following three Class II directors by the votes indicated:

                                                      For        Withheld
                                                  -----------  -----------
   Thomas P. Cooper, M.D.........................  15,186,960     485,723
   Kay W. Slayden................................  15,213,374     459,309
   David L. Steffy...............................  14,943,960     728,723

- - -------------------
The number of Broker nonvotes has been omitted because such nonvotes had no effect on the outcome of the election.

Item 5. Other Information.

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:
11.1     Computation of Net Income Per Share.
27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

(b) Reports on Form 8-K.

    The Company filed a Current Report on Form 8-K, dated March 16, 1996, pursuant to Item 2 thereof, to report the completion of the exchange of four of the Company's hospitals for a hospital located in Crestview, Florida. The report included pro forma financial information.

                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Community Health Systems, Inc.
                                   (Registrant)



                                        /s/ T. Mark Buford
                                   By -----------------------------
                                       T. Mark Buford, CPA
                                       Vice President and Corporate Controller
                                      (Duly Authorized Officer and
                                       Principal Accounting Officer)

       May 8, 1996
Date -----------------

                               EXHIBIT INDEX
                               -------------

EXHIBIT
  NO.                            DESCRIPTION
- - -------                          -----------
11.1     Computation of Net Income Per Share.
27.1 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.