Form 10-Q
period 2000-06-30
COMMUNITY HEALTH SYSTEMS INC/OLD/
filed 2000-08-11
CIK 22735

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                        Commission file number 001-15925

                         COMMUNITY HEALTH SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                13-3893191
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)               Identification Number)

                          155 Franklin Road, Suite 400
                              Brentwood, Tennessee
                    (Address of principal executive offices)

                                      37027
                                   (Zip Code)

                                  615-373-9600
                         (Registrant's telephone number)

                                   -----------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                YES    X        NO           YES          NO      X
                     ----           ----           ----         ----

         As of August 10, 2000, there were outstanding 76,046,524 shares of the Registrant's Common Stock, $.01 par value.

                         COMMUNITY HEALTH SYSTEMS, INC.

                                   FORM 10-Q

               FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2000


   PART I.   Financial Information                                                                                       Page

             ITEM 1.  Financial Statements:

                      Consolidated Balance Sheets - June 30, 2000 and December 31, 1999                                    2

                      Consolidated Statements of Operations - Three  and Six Months Ended June 30, 2000
                       and June 30, 1999                                                                                   3

                      Consolidated Statements of Cash Flows - Six Months Ended June 30, 2000 and June 30, 1999             4

                      Notes to Condensed Consolidated Financial Statements                                                 5

             ITEM 2.  Management's Discussion and Analysis of Financial Condition And Results of

                      Operations                                                                                           8

             ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                                          16

   PART II.  Other Information

             ITEM 1.  Legal Proceedings                                                                                   17

             ITEM 2.  Changes in Securities and Use of Proceeds                                                           17

             ITEM 3.  Defaults Upon Senior Securities                                                                     17

             ITEM 4.  Submission of Matters to a Vote of Security Holders                                                 17

             ITEM 5.  Other information                                                                                   17

             ITEM 6.  Exhibits and Reports on Form 8-K                                                                    17


   SIGNATURES                                                                                                             18

   INDEX TO EXHIBITS                                                                                                      19


PART I.  FINANCIAL INFORMATION

ITEM 1.

                 COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                       June 30,      December 31,
                                                                                                         2000           1999
                                                                                                      -----------    -----------
                                                                                                      (UNAUDITED)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                                        $     5,990    $     4,282
     Patients accounts receivable, net                                                                    248,451        226,350
     Supplies and other current assets                                                                     60,636         54,156
     Prepaid expenses                                                                                      15,304          9,846
     Prepaid and current deferred income taxes                                                              5,779          5,862
                                                                                                      -----------    -----------
        Total current assets                                                                              336,160        300,496
                                                                                                      -----------    -----------

PROPERTY AND EQUIPMENT                                                                                    766,869        731,842
     Less accumulated depreciation and amortization                                                      (114,677)      (108,499)
                                                                                                      -----------    -----------
        Property and equipment, net                                                                       652,192        623,343
                                                                                                      -----------    -----------
GOODWILL, NET                                                                                             874,218        877,890
                                                                                                      -----------    -----------
OTHER ASSETS, NET                                                                                         113,229         93,355
                                                                                                      -----------    -----------
TOTAL ASSETS                                                                                          $ 1,975,799    $ 1,895,084
                                                                                                      ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Current maturities of long-term debt                                                             $    26,987    $    27,029
     Accounts payable                                                                                      46,496         57,392
     Current income taxes payable                                                                           6,261              -
     Compliance settlement payable                                                                              -         30,900
     Accrued liabilities                                                                                  122,970        119,956
                                                                                                      -----------    -----------
        Total current liabilities                                                                         202,714        235,277
                                                                                                      -----------    -----------
LONG-TERM DEBT                                                                                          1,296,394      1,407,604
                                                                                                      -----------    -----------
OTHER LONG-TERM LIABILITIES                                                                                20,475         22,495
                                                                                                      -----------    -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY

     Preferred stock, $.01 par value per share, 100,000,000 shares authorized, none issued                      -              -
     Common stock, $.01 par value per share, 300,000,000 shares authorized, 75,338,787 and 56,588,787 shares issued; 74,370,807 and
        55,620,807 shares outstanding at June 30, 2000 and December 31, 1999, respectively                    753            566
     Additional paid-in capital                                                                           708,273        483,237
     Accumulated deficit                                                                                 (244,253)      (245,352)
     Treasury stock, at cost, 967,980 shares                                                               (6,587)        (6,587)
     Notes receivable for common stock                                                                     (1,854)        (1,997)
     Unearned stock compensation                                                                             (116)          (159)
                                                                                                      -----------    -----------
        Total stockholders' equity                                                                        456,216        229,708
                                                                                                      -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                            $ 1,975,799    $ 1,895,084
                                                                                                      ===========    ===========



See accompanying notes.

                 COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                          JUNE 30,                                  JUNE 30,
                                                 ---------------------------             ------------------------------
                                                     2000           1999                     2000              1999
                                                 ------------   ------------             ------------     -------------
NET REVENUES                                     $    317,136   $    261,821             $    625,787     $     524,825
                                                 ------------   ------------             ------------      ------------
OPERATING COSTS AND EXPENSES:

  Salaries and benefits                               123,815        102,741                  244,222           204,235
  Provision for bad debts                              28,639         22,132                   56,594            44,687
  Supplies                                             36,431         30,144                   72,410            61,890
  Other operating expenses                             61,038         50,392                  118,168            99,219
  Rent                                                  7,438          6,433                   14,537            12,545
  Depreciation and amortization                        17,530         13,929                   33,910            26,962
  Amortization of goodwill                              6,210          6,277                   12,378            11,954
  Year 2000 remediation costs                               -            600                        -               900
                                                 ------------   ------------             ------------      ------------
    Total operating costs and expenses                281,101        232,648                  552,219           462,392
                                                 ------------   ------------             ------------      ------------
INCOME FROM OPERATIONS                                 36,035         29,173                   73,568            62,433

INTEREST EXPENSE, NET                                  32,622         28,919                   65,305            55,681
                                                 ------------   ------------             ------------      ------------
INCOME BEFORE INCOME TAXES                              3,413            254                    8,263             6,752

PROVISION FOR INCOME TAXES                              3,235          2,097                    7,164             6,677
                                                 ------------   ------------             ------------      ------------
NET INCOME (LOSS)                                $        178   $     (1,843)            $      1,099      $         75
                                                 ============   ============             ============      ============
NET INCOME (LOSS) PER COMMON SHARE:

  Basic                                          $       0.00   $      (0.03)            $       0.02      $       0.00
                                                 ============   ============             ============      ============
  Diluted                                        $       0.00   $      (0.03)            $       0.02      $       0.00
                                                 ============   ============             ============      ============

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:

  Basic                                            58,175,050     54,517,660               56,423,677        54,497,950
                                                 ============   ============             ============      ============
  Diluted                                          59,310,601     54,517,660               57,554,519        55,632,717
                                                 ============   ============             ============      ============



See accompanying notes.

                 COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                        ----------------------
                                                                          2000          1999
                                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                          $   1,099    $      75
    Adjustments to reconcile net income to net cash used in
       operating activities:

       Depreciation and amortization                                       46,288       38,916
       Stock compensation expense                                              43           28
       Other non-cash (income) expenses, net                                 (498)       3,443
       Changes in operating assets and liabilities, net of effects of acquistions and divestitures:

             Patient accounts receivable                                   (9,321)     (23,675)
             Supplies, prepaid expenses and other current assets           (3,989)        (886)
             Accounts payable, accrued liabilities and income taxes       (30,486)     (24,880)
             Compliance settlement payable                                (30,900)          --
             Other                                                         (6,635)      (3,686)
                                                                        ---------    ---------
       Net cash used in operating activities                              (34,399)     (10,665)
                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

    Acquistions of facilities, pursuant to purchase agreements            (40,639)     (44,347)
    Purchases of property and equipment                                   (24,006)     (37,913)
    Proceeds from sale of equipment                                            62           61
    Increase in other assets                                               (9,678)      (5,846)
                                                                        ---------    ---------
       Net cash used in investing activities                              (74,261)     (88,045)
                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from issuance of common stock, net of expenses               225,225           24
    Borrowings under credit agreement                                     137,731      351,200
    Repayments of long-term indebtedness                                 (252,588)    (257,377)
                                                                        ---------    ---------
       Net cash provided by financing activities                          110,368       93,847
                                                                        ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                     1,708       (4,863)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            4,282        6,719
                                                                        ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $   5,990    $   1,856
                                                                        =========    =========


See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries (the "Company") as of and for the three and six month periods ended June 30, 2000 and June 30, 1999, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2000.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 contained in the Company's Form S-1.

2. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from the estimates.

3. ACQUISTIONS

Effective April 1, 2000, the Company acquired, through separate purchase transactions, the assets and working capital of two hospitals for aggregate consideration of $23.8 million, including liabilities assumed. Licensed beds at these two facilities totaled 124. The Company borrowed $12.9 million against its acquisition loan revolving facility to fund these transactions.

Effective June 1, 2000, the Company acquired, pursuant to a capital lease, most of the assets and working capital of an 82 licensed bed hospital for total consideration of $24.4 million, including liabilities assumed and prepaying the entire lease, by borrowing $18.5 million against its acquisition loan revolving facility.

4. INITIAL PUBLIC OFFERING

On June 14, 2000 the Company closed its initial public offering of 18,750,000 shares of Common Stock at a public offering price of $13.00 per share. The net proceeds to the Company from the offering, excluding the overallotment were $225.2 million. Prior to the closing the following recapitalization took place:

- each outstanding share of Class B common stock was exchanged for .390 of a share of Class A common stock;
- each outstanding option to purchase a share of Class C common stock was exchanged for an option to purchase .702 of a share of Class A common stock;
- the Class A common stock was redesignated as Common Stock and adjusted for a stock split on a 119.7588-for-1 basis;
- the certificate of incorporation was amended and restated to reflect a single class of common stock, par value $.01 per share, and increase the number of authorized shares of common stock to 300,000,000 and the number of shares of preferred stock to 100,000,000; and

- vesting, repurchase and transfer provisions related to Class B and Class C common shares were not affected.

The Company was obligated in connection with the initial public offering to use the proceeds (net of expenses and underwriting commissions) to repay the revolving credit and acquisition loan revolving facilities. These proceeds were used to pay $145.0 million on the revolving credit facility and $80.2 million of the acquisition loan revolving facility. In connection with any subsequent registered public offering, the Company may, under the terms of the Credit Agreement, apply the proceeds to the repayment of subordinated debentures if certain financial covenants are met.

On June 8, 2000, the Company authorized grants of 3,778,000 stock options to various employees under the 2000 Stock Option and Award Plan at an exercise price of $13.00, the initial public offering price. One-third of such options are exercisable each year on a cumulative basis beginning on the first anniversary of the date of grant and expiring ten years from the date of grant.

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):


                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                               JUNE 30,                      JUNE 30,
                                    ---------------------------    ---------------------------
                                         2000           1999            2000           1999
                                    ------------   ------------    ------------   ------------
NUMERATOR:
Net income (loss)                   $        178   $     (1,843)   $      1,099   $         75
                                    ============   ============    ============   ============

DENOMINATOR:

Weighted-average number of shares
   outstanding--basic                 58,175,050     54,517,660      56,423,677     54,497,950
Effect of dilutive options             1,135,551              0       1,130,842      1,134,767
                                    ------------   ------------    ------------   ------------
Weighted-average number of shares
   outstanding--diluted               59,310,601     54,517,660      57,554,519     55,632,717
                                    ============   ============    ============   ============
Basic earnings (loss) per share     $       0.00   $      (0.03)   $       0.02   $       0.00
                                    ============   ============    ============   ============
Diluted earnings (loss) per share   $       0.00   $      (0.03)   $       0.02   $       0.00
                                    ============   ============    ============   ============


6. RECENT ACCOUNTING PRONOUNCEMENT NOT YET ADOPTED

During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement specifies how to report and display derivative instruments and hedging activities and was effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact, if any, of adopting SFAS No. 133.

On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements," that provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 is required to be implemented no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company is currently evaluating the impact, if any, of implementing SAB 101.

7. SUBSEQUENT EVENTS

Effective July 1, 2000, the Company acquired, through a purchase transaction, the assets and working capital of a 90 bed hospital for total consideration of approximately $82 million including liabilities assumed. The Company borrowed $34.0 million against its acquisition loan revolving facility and signed a promissory note to seller for $42.6 million to fund the transaction.

In connection with the Company's initial public offering, an overallotment option was granted to the underwriters. On July 3, 2000, the underwriters exercised their overallotment option and purchased 1,675,717 shares at the initial public offering price of $13 per share. The Company used the net proceeds of $20.5 million to pay on the revolving credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included herein.

OVERVIEW

On June 13, 2000, Community Health Systems, Inc. completed its initial public offering of common stock. A description of the offering is included in Notes 4 and 7 of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this report.

ACQUISITIONS

On March 1, 2000, we acquired Southampton Memorial Hospital, a 105 bed hospital located in Franklin, Virginia. On April 1, 2000, in separate transactions, we acquired Lakeview Community Hospital, a 74 bed hospital located in Eufaula, Alabama and Northeastern Regional Hospital, a 50 bed hospital located in Las Vegas, New Mexico. On June 1, 2000, we acquired South Baldwin Regional, an 82 bed hospital located in Foley, Alabama. We acquired all four hospitals from tax-exempt entities for an aggregate consideration of approximately $61 million, including working capital. This consideration consisted of $40.1 million in cash, of which $38.9 million was borrowed under our acquisition loan facility and assumed liabilities of $20.9 million. Each of these hospitals is the sole provider of general hospital services in its community.

During 1999, we acquired, through three purchases and one capital lease transaction, most of the assets, including working capital, of four hospitals. The consideration for the four hospitals totaled $77.8 million. This consideration consisted of $59.7 million in cash, which we borrowed under our acquisition loan facility, and assumed liabilities of $18.1 million. We prepaid the entire lease obligation relating to the lease transaction. We included the prepayment as part of the cash consideration. We also opened one additional hospital, after completion of construction, at a cost of $15.3 million. This owned hospital replaced a hospital that we managed.

Goodwill, net of accumulated amortization from the acquisition of our predecessor company in 1996 was $663.4 million and from subsequent hospital acquisitions was $210.8 million for an aggregate of $874.2 million as of June 30, 2000. Based on management's assessment of the goodwill's estimated useful life, we generally amortize our goodwill over 40 years. Goodwill represented 191.6% of our shareholders' equity as of June 30, 2000; the amount of goodwill amortized equaled 17.2% of our income from operations for the three-month period ended June 30, 2000, and 16.8% of our income from operations for the six-month period ended June 30, 2000. Significant adverse changes in facts regarding our industry, markets and operations could cause our management to shorten the estimated useful life used to amortize our goodwill. This could result in material increases in amortization of goodwill, or cause impairments to the carrying amount of such goodwill, resulting in a non-cash charge which would reduce operating income.

In the future, we intend to acquire, on a selective basis, two to four hospitals in our target markets annually. Because of the financial impact of acquisitions, it is difficult to make meaningful comparisons between our financial statements for the periods presented. Because EBITDA margins at hospitals we acquire are, at the time of acquisition, lower than those of our existing hospitals, acquisitions can negatively affect our EBITDA margins on a consolidated basis. On May 1, 2000, we terminated the lease of a hospital previously held for disposition. At June 30, 2000, the carrying amounts of one of our hospitals were segregated from our remaining assets. These carrying amounts of long-term assets of facilities held for disposition are classified in other assets, net in our unaudited interim condensed consolidated balance sheet as of June 30, 2000. We do not expect the impact of any gain or loss on our financial results to be material.

SOURCES OF REVENUE

Net revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. Approximately 46% of net revenues for the three-month period ended June 30, 2000, and 48% for the three-month period ended June 30, 1999, are related to services rendered to patients covered by the Medicare and Medicaid programs. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We record adjustments to the estimated billings in the periods that such adjustments become known. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in future periods as final settlements are determined. Adjustments related to final settlements or appeals that increased revenue were insignificant in each of the three-month periods ended June 30, 2000 and 1999. Net amounts due to third-party payors as of June 30, 2000 were $3.7 million and as of December 31, 1999 were $9.1 million. We included these amounts in accrued liabilities in the accompanying balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 1996.

The payment rates under the Medicare program for inpatients are made on a prospective payment system, based upon the diagnosis of a patient. While these rates are indexed for inflation annually, the increases have historically been less than actual inflation. Reductions in the rate of increase in Medicare reimbursement may have an adverse impact on our net revenue growth.

Based on our preliminary assessment of the final regulations implementing Medicare's new prospective payment system for outpatient hospital care, we expect its impact to be favorable but not material to our future operating results. The Health Care Financing Administration estimates that this new prospective payment system will result in an overall 9.7% increase in projected outpatient payments starting August 1, 2000, eliminating a projected 5.7% reduction in payments mandated by the Balance Budget Act of 1997. In addition, Medicaid programs, insurance companies, and employers are actively negotiating the amounts paid to hospitals as opposed to their standard rates. The trend toward increased enrollment in managed care may adversely affect our net revenue growth.

RESULTS OF OPERATIONS

Our hospitals offer a variety of services involving a broad range of inpatient and outpatient medical and surgical services. These include orthopedics, cardiology, OB/GYN, occupational medicine, rehabilitation treatment, home health, and skilled nursing. The strongest demand for hospital services generally occurs during January through April and the weakest demand for these services occurs during the summer months. Accordingly, eliminating the effect of new acquisitions, our net revenues and earnings are generally highest during the first quarter and lowest during the third quarter.

The following tables summarize, for the periods indicated, selected operating data.



                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                             JUNE 30,                   JUNE 30,
                                                         2000         1999         2000         1999
                                                     -----------  -----------   ----------   -----------
                                                         (EXPRESSED AS A PERCENTAGE OF NET REVENUES)
Net revenues                                               100.0        100.0        100.0         100.0
Operating expenses (a)                                      81.2         80.9         80.8          80.5
                                                     -----------  -----------   ----------   -----------



Adjusted EBITDA (b)                                         18.8         19.1         19.2          19.5
Depreciation and amortization                                5.5          5.3          5.4           5.1
Amortization of goodwill                                     2.0          2.4          2.0           2.3
Year 2000 remediation costs                                  0.0          0.2          0.0           0.2
                                                     -----------  -----------   ----------   -----------

Income from operations                                      11.4         11.1         11.8          11.9
Interest, net                                               10.3         11.0         10.4          10.6
                                                     -----------  -----------   ----------   -----------

Income before income taxes                                   1.1          0.1          1.3           1.3
Provision for income taxes                                   1.0          0.8          1.1           1.3
                                                     -----------  -----------   ----------   -----------

Net income (loss)                                            0.1        (0.7)          0.2           0.0
                                                     ===========  ===========   ==========   ===========



                                                          THREE MONTHS      SIX MONTHS
                                                              ENDED           ENDED
                                                         JUNE 30, 2000     JUNE 30, 2000
                                                         -------------     -------------
PERCENTAGE CHANGE FROM SAME PERIOD PRIOR YEAR:            (EXPRESSED IN PERCENTAGES)
   Net revenues                                             21.1             19.2
   Admissions                                               18.8             14.2
   Adjusted admissions (c)                                  23.2             19.7
   Average length of stay                                   (5.0)            (4.9)
   Adjusted EBITDA                                          19.6             17.2

SAME HOSPITALS PERCENTAGE CHANGE FROM PRIOR PERIOD (d):
   Net revenues                                             10.5              9.2
   Admissions                                                7.8              4.5
   Adjusted admissions                                      10.6              8.5
   Adjusted EBITDA                                          15.3             14.7


----------
(a) Operating expenses include salaries and benefits, provision for bad debts, supplies, rent, and other operating expenses, and exclude the items that are excluded for purposes of determining adjusted EBITDA as discussed in footnote
(b) below.

(b) We define adjusted EBITDA as EBITDA adjusted to exclude Year 2000 remediation costs. EBITDA consists of income (loss) before interest, income taxes, depreciation and amortization, and amortization of goodwill. EBITDA and adjusted EBITDA should not be considered as measures of financial performance under generally accepted accounting principles. Items excluded from EBITDA and adjusted EBITDA are significant components in understanding and assessing financial performance. EBITDA and adjusted EBITDA are key measures used by management to evaluate our operations and provide useful information to investors. EBITDA and adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA and adjusted EBITDA are not measurements determined in accordance with generally accepted accounting principles and are thus susceptible to varying calculations, EBITDA and adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

(c) Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d) Includes acquired hospitals to the extent we operated them during comparable periods in both years.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Net revenues increased by 21.1% to $317.1 million for the three months ended June 30, 2000 from $261.8 million for the three months ended June 30, 1999. Of the $55.3 million increase in net revenues, the nine hospitals we acquired in 1999 and 2000 contributed approximately $28.6 million, and hospitals we owned throughout both periods contributed $26.7 million, an increase of 10.5%. The increase from hospitals owned throughout both periods was attributable primarily to volume increases.

Inpatient admissions increased by 18.8%. Adjusted admissions increased by 23.2%. Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues. Average length of stay decreased by 5.0%. On a same-hospital basis, inpatient admissions increased by 7.8% and adjusted admissions increased by 10.6%. The increase in same hospital inpatient admissions and adjusted admissions was due primarily to an increase in services offered, physician relationship development efforts and the addition of physicians through our focused recruitment program. On a same-hospital basis, net outpatient revenues increased 16.3%.

Operating expenses, as a percentage of net revenues, increased from 80.9% for the three months ended June 30, 1999 to 81.2% for the three months ended June 30, 2000, primarily due to lower initial adjusted EBITDA margins associated with acquired hospitals and one recently constructed hospital. Operating expenses include salaries and benefits, provision for bad debts, supplies, rent and other operating expenses. Salaries and benefits, as a percentage of net revenues, decreased to 39.0% from 39.2% for the comparable periods, due to the realization of savings from improvements made at the hospitals acquired in 1999, offset by the acquisitions made in 2000 having higher salaries and benefits as a percentage of net revenues. Adjusted EBITDA margin decreased from 19.1% for the three months ended June 30, 1999 to 18.8% for the three months ended June 30, 2000. Provision for bad debts, as a percentage of net revenues, increased to 9.0% from 8.5% for the comparable periods due to an increase in self-pay revenues. Supplies, as a percentage of net revenues, remained at 11.5%. Rent and other operating expenses, as a percentage of net revenues, decreased to 21.6% from 21.7% for the comparable periods.

On a same-hospital basis, operating expenses as a percentage of net revenues decreased from 80.9% for the three months ended June 30, 1999 to 80.1% for the three months ended June 30, 2000. We achieved these efficiency and productivity gains in payroll and other operating expense reductions, offset by an increase in bad debt expense. Operating expenses improved as a percentage of net revenues in every major category except provision for bad debts.

Depreciation and amortization increased by $3.6 million from $13.9 million for the three months ended June 30, 1999 to $17.5 million for the three months ended June 30, 2000. The nine hospitals acquired in 1999 and 2000 accounted for $0.7 million of the increase and facility renovations and purchases of equipment, including purchases of medical equipment and information systems upgrades related to Year 2000, accounted for the remaining $2.9 million.

Amortization of goodwill remained at $6.2 million for the comparable periods.

Interest, net increased by $3.7 million from $28.9 million for the three months ended June 30, 1999 to $32.6 million for the three months ended June 30, 2000. The nine hospitals acquired in 1999 and 2000 accounted for approximately $2.6 million of the increase and borrowings under our credit agreement to finance capital expenditures, compliance settlement costs and an increase in average interest rates accounted for the remaining $2.1 million, net of benefit of $1.0 million interest savings from IPO proceeds.

Income before income taxes increased from $0.3 million for the three months ended June 30, 1999 to $3.4 million for the three months ended June 30, 2000 primarily as a result the continuing execution of our operating strategy and realization of increased admissions at hospitals owned during both periods.

Provision for income taxes increased from $2.1 million for the three months ended June 30, 1999 to $3.2 million for the three months ended June 30, 2000.

Net income was $0.2 million for the three months ended June 30, 2000 compared to a net loss of $1.9 million for the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Net revenues increased 19.2% to $625.8 million for the six months ended June 30, 2000 from $524.8 million for the six months ended June 30, 1999. Of the $101.0 million increase in net revenues, the nine hospitals we acquired in 1999 and 2000 contributed approximately $54.0 million, and hospitals we owned throughout both periods contributed $47.0 million, an increase of 9.2%. The increase from hospitals owned throughout both periods was attributable primarily to volume increases.

Inpatient admissions increased by 14.2%. Adjusted admissions increased by 19.7%. Average length of stay decreased by 4.9%. On a same hospital basis, inpatient admissions increased by 4.5% and adjusted admissions increased by 8.5%. The increase in same hospital inpatient admissions and adjusted admissions was due primarily to an increase in services offered, physician relationship development efforts and the addition of physicians through our focused recruitment program. On a same hospital basis, net outpatient revenues increased by 15.4%.

Operating expenses as a percentage of net revenues, increased from 80.5% for the six months ended June 30, 1999 to 80.8% for the six months ended June 30, 2000, primarily due to and lower initial adjusted EBITDA margins associated with acquired hospitals and one recently constructed hospital. Operating expenses include salaries and benefits, provision for bad debts, supplies, rent and other operating expenses. Salaries and benefits, as a percentage of net revenues increased to 39.0% from 38.9% for the comparable periods due to acquisition of hospitals in 1999 and 2000 having higher salary and benefits as a percentage of net revenues, offset by the savings beginning to be realized from improvements at the hospitals acquired in 1999. Adjusted EBITDA margin decreased from 19.5% for the six months ended June 30, 1999 to 19.2% for the six months ended June 30, 2000. Provisions for bad debts, as a percentage of net revenues, increased to 9.0% from 8.5% for the comparable periods due primarily to an increase in self-pay revenues. Supplies as a percentage of net revenues decreased from 11.8% to 11.6%. Rent and other operating expenses, as a percentage of net revenues, decreased to 21.2% from 21.3% for the comparable periods.

On a same hospital basis, operating expenses decreased from 80.7% for the six months ended June 30, 1999 to 79.7% for the six months ended June 30, 2000. We achieved these efficiencies and productivity gains in payroll and other operating expenses offset by an increase in bad debt expense.

Depreciation and amortization increased by $6.9 million from $27.0 million for the six months ended June 30, 1999 to $33.9 million for the six months ended June 30, 2000. The nine hospitals acquired in 1999 and 2000 accounted for $1.2 million of the increase and facility renovations and purchases of equipment, including purchases of medical equipment and information systems upgrades related to Year 2000, accounted for the remaining $5.7 million.

Amortization of goodwill increased by $0.4 million from $12.0 million for the six months ended June 30, 1999 to $12.4 million for the six months ended June 30, 2000. The increase was related to the hospitals acquired in 1999 and 2000.

Interest, net increased by $9.6 million from $55.7 million for the six months ended June 30, 1999 to $65.3 million for the six months ended June 30, 2000. The nine hospitals acquired in 1999 and 2000 accounted for approximately $4.7 million of the increase and borrowings under our credit agreement to finance capital expenditures, compliance settlement costs and an increase in average interest rates account for the remaining $5.9 million, net of benefit of $1.0 million interest savings from IPO proceeds.

Income before income taxes increased from $6.8 million for the six months ended June 30, 1999 to $8.3 million for the six months ended June 30, 2000 primarily as a result of the absence of $0.9 of Year 2000 remediation costs incurred during the six months ended June 30, 1999 and improved profitability obtained through the continuing execution of our operating strategy and the realization of increased admissions at hospitals owned during both periods.

Provision for income taxes increased from $6.7 million for the six months ended June 30, 1999 to $7.2 million for the six months ended June 30, 2000.

Net income increased from $0.1 million for the six months ended June 30, 1999 to $1.1 million for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities increased $23.7 million from a use of $10.7 million for the six months ended June 30, 1999 to a use of $34.4 million for the six months ended June 30, 2000. This increase represents the payment for settlement of compliance cost of $31.4 million offset by an increase in operating cash flows of $7.7 million. The use of cash from investing activities decreased from $88.0 million to $74.3 million for the comparable periods. The cash paid for acquisitions for the six months ended June 30, 2000 included $8.5 million for the acquisition of a hospital located in Franklin, Virginia and $12.9 million for acquisitions located in Las Vegas, New Mexico and Eufaula, Alabama that closed on April 1, 2000 and $18.7 million for the acquisition of a hospital located in Foley, Alabama that closed on June 1, 2000. The cost of acquisitions during the comparable periods decreased $3.7 million and the cost of construction and renovation projects decreased $13.9 million primarily as a result of the completion of construction of a new facility which was opened in October 1999. Net cash provided by financing activities increased $16.5 million from $93.8 million to $110.4 million for the comparable periods as a result of borrowing to pay the compliance settlement offset by the Company spending less to acquire hospitals and a reduction in construction and renovations costs.

CAPITAL EXPENDITURES

As an obligation under hospital purchase agreements in effect as of June 30, 2000, we are required to construct four replacement hospitals through 2005 with an aggregate estimated construction cost, including equipment, of approximately $120 million. This includes our obligation under a purchase agreement relating to a hospital we acquired on April 1, 2000. We expect total capital expenditures of approximately $60 million in 2000, including $55 million for renovation and equipment purchases and $5 million for construction of replacement hospitals.

CAPITAL RESOURCES

Net working capital was $133.4 million at June 30, 2000 compared to $65.2 million at December 31, 1999. The $68.2 million increase from December 31, 1999 to June 30, 2000 was attributable primarily to an increase in accounts receivable due to a combination of growth in same hospitals revenues during 2000 and the addition of four hospitals in 2000 and payment of approximately $31 million related to the compliance settlement, which was borrowed against the acquisition loan revolving facility.

During March 1999, we amended our credit agreement. The amended credit agreement provides for $644 million in term debt with quarterly amortization and staggered maturities in 2000, 2001, 2002, 2003, 2004 and 2005. This agreement also provides for revolving facility debt for working capital of $200 million and acquisitions of $282.5 million. This revolving facility matures on December 31, 2002. Borrowings under the facility bear interest at either LIBOR or prime rate plus various applicable margins which are based upon financial covenant ratio tests. As of June 30, 2000, under our credit agreement, our weighted average interest rate was 9.45%. As of June 30, 2000, we had availability to borrow an additional $138.3 million under the working capital revolving facility and an additional $155.6 million under the acquisition loan revolving facility.

We are required to pay a quarterly commitment fee at a rate which ranges from
 .375% to .500% based on specified financial performance criteria. This fee applies to unused commitments under the revolving credit facility and the acquisition loan facility.

The terms of the credit agreement include various restrictive covenants. These covenants include restrictions on additional indebtedness, investments, asset sales, capital expenditures, dividends, sale and leasebacks, contingent obligations, transactions with affiliates, and fundamental changes. The covenants also require maintenance of various ratios regarding senior indebtedness, senior interest, and fixed charges.

We believe that internally generated cash flows and borrowings under our revolving credit facility and acquisition facility will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. If funds required for future acquisitions exceed existing sources of capital, we will need to increase our credit facilities or obtain additional capital by other means.

REIMBURSEMENT, LEGISLATIVE AND REGULATORY CHANGES

Legislative and regulatory action has resulted in continuing change in the Medicare and Medicaid reimbursement programs which will continue to limit payment increases under these programs. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations, and discretion which may further affect payments made under those programs, and the federal and state governments might, in the future, reduce the funds available under those programs or require more stringent utilization and quality reviews of hospital facilities. Additionally, there may be a continued rise in managed care programs and future restructuring of the financing and delivery of healthcare in the United States. These events could have an adverse effect on our future financial results.

INFLATION

The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. In addition, suppliers pass along rising costs to us in the form of higher prices. We have implemented cost control measures, including our case and resource management program, to curb increases in operating costs and expenses. We have, to date, offset increases in operating costs by increasing reimbursement for services and expanding services. However, we cannot predict our ability to cover or offset future cost increases.

FEDERAL INCOME TAX EXAMINATIONS

The Internal Revenue Service is examining our filed federal income tax returns for the tax periods ended between December 31, 1993 and December 31, 1996. The Internal Revenue Service has indicated that it is considering a number of adjustments, primarily involving temporary or timing differences. To date, a revenue agent's report has not been issued in connection with the examination of these tax periods. We do not expect that the ultimate outcome of the Internal Revenue Service examinations will have a material effect on us.

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this filing include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "thinks," and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

- general economic and business conditions, both nationally and in the regions in which we operate;
-    demographic changes;
- existing governmental regulations and changes in, or the failure to comply with, governmental regulations or our corporate compliance agreement;
-    legislative proposals for healthcare reform;
- our ability, where appropriate, to enter into managed care provider arrangements and the terms of these arrangements;
-    changes in Medicare and Medicaid payment levels;
-    liability and other claims asserted against us;
-    competition;
- our ability to attract and retain qualified personnel, including physicians;
-    trends toward treatment of patients in lower acuity healthcare settings;
-    changes in medical or other technology;
-    changes in generally accepted accounting principles;
- the availability and terms of capital to fund additional acquisitions or replacement facilities; and
-    our ability to successfully acquire and integrate additional hospitals.

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this filing. We assume no obligation to update or revise them or provide reasons why actual results may differ.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate changes, primarily as a result of our credit agreement which bears interest based on floating rates. We have not taken any action to cover interest rate market risk, and are not a party to any interest rate market risk management activities.

A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $2 million for the three months ended June 30, 2000 and $4 million for the six months ended June 30, 2000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities and Use of Proceeds

        On June 14, 2000 the Company closed the initial public offering of its Common Stock. The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-31790) that was declared effective by the Securities and Exchange Commission on June 8, 2000. The 18,750,000 shares offered by the Company under the Registration Statement were sold at a price of $13.00 per share. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, Chase Securities Inc., Credit Suisse First Boston Corporation, Goldman, Sachs & Co., and Morgan Stanley & Co. Incorporated, the managing underwriters of the offering, also exercised an overallotment option on July 3, 2000 for 1,675,717 shares. The overallotment shares were sold at a price of $13.00 per share. The aggregate proceeds to the Company from the offering were $265.5 million. In connection with the offering the Company paid an aggregate of $15.9 million in underwriting discounts and commissions to the underwriters. In addition, the expenses incurred in connection with the offering for legal costs, accounting costs, printing costs, registration, filing and other costs were approximately $3.9 million.

        After deducting the underwriting discounts and commissions and the offering expenses described above, the Company received net proceeds from the offering of $245.7 million which was used to repay long-term debt.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            See Index to Exhibits located on page 19

        (b) Reports

            None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 11, 2000                      COMMUNITY HEALTH SYSTEMS, INC.
                                                   (Registrant)

                                      By:  /s/ WAYNE T. SMITH
                                           -------------------------------------
                                           Wayne T. Smith
                                           President and Chief Executive Officer
                                           (principal executive officer)

                                     By:   /s/ W. LARRY CASH
                                           -------------------------------------
                                           W. Larry Cash
                                           Executive Vice President and Chief
                                           Financial Officer
                                           (principal financial officer)

                                     By:   /s/ T. MARK BUFORD
                                           -------------------------------------
                                           T. Mark Buford
                                           Vice President and Corporate
                                           Controller
                                           (principal accounting officer)

                                INDEX TO EXHIBITS


NO.         DESCRIPTION
---         -----------
(2)         Plan of acquisition, reorganization, arrangement, liquidation or succession

            Not applicable

(3)  (i)    Articles of incorporation

            Included herein as Exhibit 3.1 at page 20

     (ii)   By-laws

            Included herein as Exhibit 3.2 at page 26

(4)         Instruments defining the rights of holders, including indentures

            Not applicable

(10)        Material contracts

            Not applicable

(11)        Statement re: computation of per share earnings

            Not applicable

(12)        Statement re:computation of ratios

            Not applicable

(15)        Letter re: unaudited interim financial information

            Not applicable

(18)        Letter re: change in accounting principles

            Not applicable

(19)        Report furnished to security holders

            Not applicable

(22) Published report regarding matters submitted to vote of security holders

            Not applicable

(23)        Consents of experts and counsel

            Not applicable

(24)        Power of attorney

            Not applicable

(27)        Financial Data Schedule

            Included herein as Exhibit 27.1 at page 40

(99)        Additional exhibits

            Not applicable
